Form 10-Q
period 2021-06-30
Summit Healthcare Acquisition Corp.
filed 2021-08-16
CIK 1839185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
transition
period from                      to                     .

SUMMIT HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40466	98-1574360
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Unit 1101, 11th Floor 1 Lyndhurst Tower, 1 Lyndhurst Terrace Central, Hong Kong		N/A
(Address of principal executive offices)		(Zip Code)
+852-9162-5199
Registrant’s Telephone Number, Including Area Code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	SMIH	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SMIHW	The Nasdaq Stock Market LLC

Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	SMIHU	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2
of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
13
, 2021, 20,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SUMMIT HEALTHCARE ACQUISITION CORP.
Quarterly Report on Form
10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash	$1,859,932	$
Prepaid expenses	312,803		—

Total current assets	2,172,735		—
Deferred offering costs			91,374
Investments held in Trust Account	200,000,476		—

Total Assets	$202,173,211		$91,374

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$775,609		$65,000
Due to related party	7,667		—
Note payable – related party	—		5,010

Total current liabilities	783,276		70,010
FPA liability	2,245,038		—
Warrant liability	15,598,085		—
Deferred underwriting commissions	7,000,000		—

Total Liabilities	25,626,399		70,010

Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 17,154,681 shares and -0- shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	171,546,810		—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—		—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,845,319 shares and 0 shares issued and outstanding (excluding 17,154,681 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	285		—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020 (1)	650		650
Additional paid-in capital	9,683,767		24,350
Accumulated deficit	(4,684,700)		(3,636)

Total shareholders’ equity	5,000,002		21,364

Total Liabilities and Shareholders’ Equity	$202,173,211		$91,374

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture as of June 30, 2021. On July 23, 2021, the 750,000 Class B ordinary shares were forfeited when the overallotment option expired (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$40,328	$43,964

Loss from operations	(40,328)	(43,964)

Other income (expense):
Change in fair value of FPA	(2,245,038)	(2,245,038)
Change in fair value of warrant liability	(1,885,121)	(1,885,121)
Transaction costs allocable to warrants	(507,417)	(507,417)
Interest earned on investments held in Trust Account	476	476

Other income (expense), net	(4,637,100)	(4,637,100)
Net loss	$(4,677,428)	$(4,681,064)

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to possible redemption	20,000,000	20,000,000

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Class B shares outstanding, non-redeemable ordinary shares (1)	5,750,000	5,750,000

Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.81)	$(0.81)

(1)This number excludes up to 750,000 Class B ordinary shares subject to forfeiture as of June 30, 2021. On July 23, 2021, the 750,000 Class B ordinary shares were forfeited when the overallotment option expired (see Note 9).
The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020 (audited)	—	$—	6,500,000	$650	$24,350	$(3,636)	$21,364
Net loss	—	—	—	—	—	—	—

Balance as of March 31, 2021 (unaudited)	—	$—	6,500,000	$650	$24,350	$(3,636)	$21,364

Sale of Class A ordinary shares in initial public offering, net of offering costs and fair value of public warrants	20,000,000	2,000	—	—	180,406,067	—	180,406,067
Proceeds in excess of fair value of private placement warrants	—	—	—	—	798,445	—	798,445
Class A ordinary shares subject to possible redemption	(17,154,681)	(1,715)	—	—	(171,545,095)	—	(171,546,810)
Net loss	—	—	—	—	—	(4,681,064)	(4,681,064)

Balance as of June 30, 2021 (unaudited)	2,845,319	$285	6,500,000	$650	$9,683,767	$(4,684,700)	$5,000,002

(1) This number includes up to 750,000 Class B ordinary shares subject to forfeiture as of June 30, 2021. On July 23, 2021, the 750,000 Class B ordinary shares were forfeited when the overallotment option expired (see Note 9).
The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(4,681,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on investments held in Trust Account	(476)
Change in fair value of FPA liability	2,245,038
Change in fair value of warrant liability	1,885,121
Transaction costs allocable to warrants	507,417
Changes in operating assets and liabilities:
Prepaid expenses	(312,803)
Accrued offering costs and expenses	710,609
Due to related party	7,667

Net cash provided by operating activities	361,509
Cash Flows from Investing Activities
Investment of cash in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)
Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	196,000,000
Proceeds from private placement	6,000,000
Payment of offering costs	(361,023)
Repayment of note payable from related party	(140,554)

Net cash provided by financing activities	201,498,423

Net change in cash	1,859,932
Cash, beginning of the period	—

Cash, end of the period	$1,859,932

Supplemental Non-cash disclosure of cash flow information: [1]
Deferred offering costs paid by Sponsor under promissory note	$135,544

Deferred underwriting commissions charged to additional paid in capital	$7,000,000

Initial value of ordinary shares subject to possible redemption	$173,394,700

Change in value of ordinary shares subject to possible redemption	$(1,847,890)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization, Business Operation and Going Concern Consideration
Summit Healthcare Acquisition Corp. (the “Company”) is a blank check company incorporated on December 22, 2020 as a Cayman Islands exempted company. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target under consideration or contemplation and the Company has not, nor has anyone on its behalf, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction. The Company’s efforts to identify a prospective target business will not be limited to a particular geographic region or industry, although it intends to focus on healthcare.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 22, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the proposed initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Summit Healthcare Acquisition Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on June 8, 2021 (the “Effective Date”). On June 11, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) 10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.
Simultaneously with the consummation of the IPO and the issuance and sale of the Units, the Company consummated the private placement of 6,000,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, to the Sponsor, generating total proceeds of $ 6,000,000.
Transaction costs amounted to $11,587,941 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions and $587,941 of other cash offering costs. In addition, $1,827,347 of cash was held in the Trust Account (as defined below) temporarily and is available for working capital purposes.
Following the closing of the IPO on June 11, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and, will be held in a U.S.-based trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the
Investment Company Act.
Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders until the earliest of: (i) the completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association, and (iii) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within 24 months from the closing of the IPO, subject to applicable law.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company will have 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”) or during any Extension Period. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor and the Company’s officers and directors agreed to (i) waive their redemption rights with respect to their Founder Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed timeframe), and (iv) vote any Founder Shares and public shares held by them in favor of the initial Business Combination.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked it Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.9
million of cash for working capital purposes, and working capital of approximately
$1.4 million.
The Company’s liquidity needs up to June 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).
The promissory note was fully repaid on June 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 17, 2021 and June 10, 2021, respectively. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statement
s
in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement
s
and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account
As of June 30, 2021, the assets held in the Trust Account were held in money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Due to Related Party
The balance of $7,667 represents
the amount accrued for the administrative support services provided by the Sponsor commencing on June 8, 2021 (the Effective Date) through June 30, 2021.
Offering Costs Associated with IPO
The Company complies with the requirements of the
ASC 340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public and Private Warrants to the proceeds received from the Units and Private Placement Warrants sold upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $11,587,941 (consisting of $4,000,000 of underwriting fee, $7,000,000 of deferred underwriting fee and $587,941 of other offering costs), of which $587,941 was allocated to the Public Warrants and Private Warrants and was charged to operations in accordance with ASC
825-10
and $11,080,524 was charged to shareholders’ equity.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability and Forward Purchase Agreement
The Company accounts for the 16,000,000 warrants issued in connection with the IPO (the 10,000,000 Public Warrants and the 6,000,000 Private Placement Warrants) and Forward Purchase Agreement (“FPA”) in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company will classify warrants and FPA as liabilities at their fair value. These liabilities are subject to re-measurement
at each reporting period. With such
re-measurement,
the changes in fair value are recognized in the Statement of Operations in the period of change. Derivative warrant liabilities and FPA are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Fair Value Measurements
The fair value of the Company’s assets and liabilities, excluding the warrant liability and FPA liability, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 17,154,681 and 0 Class
A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Income Taxes
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be
sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU 2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
On June 11, 2021, the Company consummated its IPO of 20,000,000 Units (the “Units”), at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one
redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 8).
Note 4 — Private Placement
Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of an aggregate 6,000,000 Private Placement Warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. If the Company does not complete an initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable by the
Company and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.
Note 5 — Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued to the Sponsor 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for $25,000 for certain expenses on behalf of the Company, or approximately $0.004 per share. On April 30, 2021, the Company effected a share capitalization, pursuant to which the Company’s initial shareholders held an aggregate of 6,500,000 Class B ordinary shares.
The accompanying financial statements have been retroactively adjusted to reflect the stock dividend in the share capitalization. On April 30, 2021, the Company entered into forward purchase agreements (see Note 6) with anchor investors, in connection with entering into the forward purchase agreements, the Sponsor transferred to the anchor investors an aggregate of 375,000 Class B ordinary shares for no cash. On April 30, 2021, the Sponsor transferred 25,000 Class B ordinary shares each to three independent director nominees. As a result of the foregoing, at June 30, 2021 and December 31, 2020, the
Sponsor owned
6,050,000 and 6,500,000
Class B ordinary shares, respectively. Up to
750,000 Founder Shares
were
subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option (see Note 10).

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares until earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period
commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Any permitted
transferees would be subject to the same restrictions and other agreements of our Sponsor, officers and directors with respect to any Founder Shares.
Promissory Note — Related Party
The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest
bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. The Company had drawn down $140,068 under the promissory note which was fully repaid as of June
11
, 2021. As of June 30, 2021 and December 31, 2020, the Company had borrowed $0 and $5,010 under the promissory note.
Related Party Loans
In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on the Effective Date, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, the Company accrued $7,667 for the administrative service fee for the period from June 8, 2021 (the Effective Date) to June 30, 2021, which is included in due to related party on the accompanying condensed balance sheet.
Note 6 — Recurring Fair Value Measurements
Warrant Liability and FPA Liability
At June 30, 2021, the Company’s Warrant liability was valued at $15,598,085, and FPA liability was valued at $2,245,038. Under the guidance in
ASC 815-40
the Public and Private Warrants and the FPA do not meet the criteria for equity treatment. As such, the Public and Private Warrants and the FPA must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Recurring Fair Value Measurements
The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liability is based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Warrant liability and FPA liability is classified within Level 3 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities as of June 30, 2021, that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Liabilities
Public Warrants	$—	$—	$9,724,207
Private Warrants	$—	$—	$5,873,878
FPA liability	$—	$—	$2,245,038
Measurement
Warrants
 — The Company established the initial fair value for the Warrants on June 11, 2021, the date of the consummation of the Company’s IPO. The Company used a Monte Carlo simulation model to value the Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half
of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date.
The key inputs for the valuation of Public and Private Warrants are as follows:

Input	June 11, 2021	June 30, 2021
Volatility	16.30%	17.7%
Risk Free Rate	0.89%	0.97%
Stock Price	$9.5746	9.5243
Est. Term Remaining (Yrs)	5.65	5.60
FPA
 — To arrive the conclusion of Fair Value of the Forward Purchase Agreements, the Company analyzed the agreements and other documentation. The Company utilized the underlying shares and warrant values determined above and the following inputs in order to project the net asset or liability value of the FPA:

Input	June 11, 2021	June 30, 2021
Volatility	16.30%	17.7%
Stock Price	$9.5746	9.5243
Warrant Price	$0.851	0.972
Est. Term to Business Combination (Yrs)	0.65	0.59
Probability of Business Combination	85%	85%
Purchase price of FPA unit	$10.00	10.00
Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.
Note 7 — Commitments & Contingencies
Risks and Uncertainties
Management continues to evaluate the impact
of the COVID-19 pandemic on
the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which
occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriters Agreement
The underwriters
have a 45-day option to
purchase up to an additional 3,000,000 units to cover over-allotments, if any. As of June 30, 2021, no units of the over-allotment have been purchased.
The underwriters will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $4,000,000 (or up to $4,600,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.
Forward Purchase Agreements
On April 30, 2021, the
Company entered into forward purchase agreements with the Sponsor, Snow Lake Capital (HK) Limited and Valliance Fund (the “anchor investors”), pursuant to which the anchor investors agreed to subscribe for an aggregate of 3,000,000 Class A ordinary shares plus 750,000 redeemable warrants for a purchase price of $10.00 multiplied by the number of Class A ordinary shares, or $30,000,000 in the aggregate, in a private placement to close concurrently with the closing of the initial business combination. The Company issued 750,000 additional Class B ordinary shares to the Sponsor, which represent the adjustment to the ratio applicable to the conversion of the Class B ordinary shares that the Sponsor would have been entitled to at the closing of the initial business combination as a result of the issuance of 3,000,000 additional Class A ordinary shares under the forward purchase agreements. As a result, the issuance of the Class A ordinary shares at the closing of the initial business combination will not trigger a further adjustment to this ratio. Further, prior to
the IPO, the Sponsor transferred to the anchor investors an aggregate of 375,000 Founder Shares for no cash consideration. Subject to certain exceptions to forfeiture and transfer provisions, the Founder Shares transferred in connection with these agreements are subject to similar contractual conditions and restrictions as the Founder Shares issued to the Sponsor in connection with the IPO. The forward purchase warrants will have the same terms as the public warrants.
The forward purchase agreements provide that the anchor investors are entitled to registration rights with respect to the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares.
The proceeds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post Business Combination company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the public shareholders and are intended to provide the Company with a minimum funding level for the initial Business Combination. The anchor investors will not have the ability to approve the initial Business Combination prior to the signing of a material definitive agreement and, if the Company seeks shareholder approval, have agreed to vote their Founder Shares and any public shares held by them in favor of the initial Business Combination. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination.

Note 8 — Warrant Liability
As of June 30, 2021, 16,000,000 warrants (the 10,000,000 Public Warrants and the 6,000,000 Private Placement Warrants) are outstanding. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day
period ending three trading days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption
period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Class A ordinary shares;

•
if, and only if, the closing price of our Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day
period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Company’s Sponsors or its affiliate, without taking into account any Founder Shares held by the Company’s Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
Note 9 — Shareholders’ Equity
Preference shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 30, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, 2,845,319 and 0 Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2021 and December 31, 2020, there were 6,500,000 Class B ordinary shares issued and outstanding. Of the 6,500,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20%
of the Company’s issued and outstanding ordinary shares after the IPO. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option.
Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason.
The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20%
of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On July 23, 2021, the Sponsor surrendered
750,000 Founder Shares, with no
return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As of the date that the financial statements were available to be issued, there were
5,750,000 Founder Shares issued and outstanding. The Sponsor holds 5,300,000 Class B shares after the surrender, the anchor investors held 375,000 Founder Shares and the independent directors held 75,000 Founder Shares, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Summit Healthcare Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
Overview
We are a blank check company incorporated on December 22, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and the sale of the private placement warrants and forward purchase securities, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.
The issuance of additional ordinary shares in a Business Combination:

•
may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.
Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2021, we had net loss of $4,677,428, which consists of operating and formation costs of $40,328, change in fair value of FPA $2,245,038, change in fair value of warrant liabilities of $1,885,121, transaction costs allocable to warrants $507,417, offset by interest income on investments held in the Trust Account of $476.
For the six months ended June 30, 2021, we had net loss of $4,681,064, which consists of operating and formation costs of $43,964, change in fair value of FPA $2,245,038, change in fair value of warrant liabilities of $1,885,121, transaction costs allocable to warrants $507,417, offset by interest income on investments held in the Trust Account of $476.
Liquidity and Capital Resources
On June 11, 2021, we consummated our Initial Public Offering of 20,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 Private Placement Warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,000,000.

Following our Initial Public Offering and the sale of the Private Placement Warrants, a total of $200,000,000 was placed in the Trust Account. We incurred $11,587,941 in transaction costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $587,941 of other cash offering costs.
For the six months ended June 30, 2021, cash provided by operating activities was $361,509. Net loss of $4,681,064 consists of an unrealized loss on change on fair value of warrants and FPA warrants of $4,130,159, transaction costs allocable to warrants of $507,417, offset by interest earned on investments held in the Trust Account of $476, and changes in operating assets and liabilities, which provided $405,473 of cash from operating activities.
As of June 30, 2021, we had investments held in the Trust Account of $200,000,476. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $1,859,932 of cash for working capital purpose, held in Trust Account temporarily. We intend to use the funds for working capital purpose primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants.
If our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-balance
sheet financing arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021.
We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of up to $10,000 for office space, and administrative and support services, provided to the Company. We began incurring these fees on June 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.
The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of our Initial Public Offering upon the completion of our initial Business Combination.

Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability and Forward Purchase Agreement
We account for the 16,000,000 warrants issued in connection with the IPO (the 10,000,000 Public Warrants and the 6,000,000 Private Placement Warrants) and Forward Purchase Agreement (“FPA”) in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we will classify warrants and FPA as liabilities at their fair value. These liabilities are subject to re-measurement at each reporting period. With such re-measurement, the changes in fair value are recognized in the Statement of Operations in the period of change. Derivative warrant liabilities and FPA are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 17,154,681 and 0 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06, Debt
—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who is our principal executive and financial officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and
Co-Chief
Investment Officer (principal executive officer and principal financial and accounting officer) and our President and
Co-Chief
Investment Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our chief executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period from April 1, 2021 through June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 8, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 8, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
On December 31, 2020, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Founder Shares. Following a share capitalization on April 30, 2021, our Sponsor held an aggregate of 6,500,000 Founder Shares and then, in connection with entering into the forward purchase agreements, transferred to the anchor investors an aggregate of 375,000 Founder Shares for no cash consideration. These 375,000 Founder Shares are not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On April 30, 2021, our Sponsor transferred 25,000 Founder Shares to each of our independent directors. These 75,000 Founder Shares are not subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. On July 23, 2021, our Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As of August 13, 2021, the Sponsor held 5,300,000 Founder Shares with an effective purchase price of approximately $0.004 per share, the anchor investors held 375,000 Founder Shares and the independent directors held 75,000 Founder Shares, respectively.
We have not sold any equity securities during the quarter ended June 30, 2021 that were not previously disclosed in a current report on Form
8-K
that was filed during the quarter.
During the quarter ended June 30, 2021, we did not repurchase any shares of our equity securities.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

SUMMIT HEALTHCARE ACQUISITION CORP.

By:	/s/ Bo Tan
	Name:	Bo Tan
	Title:	Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)