Form 10-Q
period 2021-09-30
Summit Healthcare Acquisition Corp.
filed 2021-11-22
CIK 1839185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 19, 2021,
20,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SUMMIT HEALTHCARE ACQUISITION CORP.
Quarterly Report on Form
10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash	$1,075,137	$—
Prepaid expenses	221,704	—

Total current assets	1,296,841	—
Deferred offering costs		91,374
Investments held in Trust Account	200,003,049	—

Total Assets	$201,299,890	$91,374

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$72,619	$65,000
Due to related party	37,667	—
Note payable – related party	—	5,010

Total current liabilities	110,286	70,010
FPA liability	2,807,021	—
Warrant liability	13,800,974	—
Deferred underwriting commissions --	7,000,000	—

Total Liabilities	23,718,281	70,010

Commitments and Contingencies (Note 8)
Class A ordinary shares, $0.0001 par value; 20,000,000 shares and -0- shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	200,000,000	—

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized;	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 and 6,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	575	650	(1)
Additional paid-in capital	—	24,350
Accumulated deficit	(22,418,966)	(3,636)

Total shareholders’ (Deficit) Equity	(22,418,391)	21,364

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ (Deficit) Equity	$201,299,890	$91,374

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture as of December 31, 2020. On July 23, 2021, the 750,000 Class B ordinary shares were forfeited when the overallotment option expired

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
General and administrative expenses	$202,904	$246,868

Loss from operations	(202,904)	(246,868)

Other income (expense):
Change in fair value of FPA	(561,983)	(2,807,021)
Change in fair value of warrant liability	1,797,111	(88,010)
Transaction costs allocable to warrants	—	(507,417)
Interest earned on investments held in Trust Account	2,573	3,049

Other income (loss)	1,237,701	(3,399,399)
Net income (Loss)	$1,034,797	$(3,646,267)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	8,205,128

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$0.04	$(0.26)

Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.04	$(0.26)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
For the Three and Nine Months Ended September 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020 (audited)	—	$—	6,500,000	$650	$24,350	$(3,636)	$21,364
Excess of private placement proceed over fair value as capital contribution	—	—	—	—	798,445	—	798,445
Accretion of Class A ordinary shares to redemptio n value	—	—	—	—	(822,795)	(18,769,138)	(19,591,933)
Net loss	—	—	—	—	—	(4,681,064)	(4,681,064)

Balance as of June 30, 2021 (unaudited)	—	$—	6,500,000	$650	$—	$(23,453,838)	$(23,453,188)
Forfeiture of founder shares	—	—	(750,000)	(75)	—	75	—
Net income	—	—	—	—	—	1,034,797	1,034,797

Balance as of September 30, 2021 (unaudited)	—	—	5,750,000	575	—	(22,418,966)	(22,418,391)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(3,646,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on investments held in Trust Account	(3,049)
Change in fair value of FPA liability	2,807,021
Change in fair value of warrant liability	88,010
Transaction costs allocable to warrants	507,417
Changes in operating assets and liabilities:
Prepaid expenses	(221,704)
Accrued offering costs and expenses	7,619
Due to related party	37,667

Net cash used in operating activities	(423,286)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)
Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	196,000,000
Proceeds from private placement	6,000,000
Payment of offering costs	(140,554)
Repayment of note payable from related party	(361,023)

Net cash provided by financing activities	201,498,423

Net change in cash	1,075,137
Cash, beginning of the period	—

Cash, end of the period	$1,075,137

Supplemental Non-cash disclosure of cash flow information:
Deferred offering costs paid by Sponsor under promissory note	$135,544

Deferred underwriting commissions	$7,000,000

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 22, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Summit Healthcare Acquisition Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on June 8, 2021 (the “Effective Date”). On June 11, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) 10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 4.
Simultaneously with the consummation of the IPO and the issuance and sale of the Units, the Company consummated the private placement of 6,000,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, to the Sponsor, generating total proceeds of $6,000,000. Transaction costs amounted to $11,587,941 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions and $587,941 of other cash offering costs. In addition, $1,827,347 of cash was held in the Trust Account (as defined below) temporarily and is available for working capital purposes.
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

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The ordinary
 shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $
5,000,001
upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
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

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.08 million of cash for working capital purposes, and working capital of approximately $1.2 million.
The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 6).
The promissory note was fully repaid on June 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
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
Note 2 — Restatement
of Prior Period Financial Statements
During the preparation of the unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company has historically classified a portion of Class A common stock in permanent equity to satisfy the $5,000,000 net tangible asset requirement. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously issued (i) audited balance sheet as of June 11, 2021, included in exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 17, 2021 (the “Form 8-K”) and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (together with the Form 8-K, the “Affected Financial Statements”) and such Affected Financial Statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its Affected Financial Statements should be restated to report all Public Shares as temporary equity. As such the Company is reporting these restatements to the Affected Financial Statements in this Quarterly Report on Form 10-Q.
The Company’s accounting for the Public Shares as temporary equity instead of permanent equity and allocating income and losses pro rata for each class of its ordinary shares result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position or total operating, investing or financing cash flows.

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The impact of the restatement on the audited balance sheet as of June 11, 2021 and unaudited interim financial statements for the period ended June 30, 2021 is presented below:

	As Previously Reported	Adjustments	As Restated
Balance Sheet at June 11, 2021
Class A ordinary shares, $0.0001 par value; subject to possible redemption at $10.00 per share	$173,394,700	$26,605,300	$200,000,000
Class A ordinary shares - $0.0001 par value	266	(266)	—
Additional paid-in capital	7,835,896	(7,835,896)	—
Accumulated deficit	$(2,836,811)	$(18,769,138)	$(21,605,949)
Total shareholders’ equity	5,000,001	(26,605,300)	(21,605,299)
Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ (Deficit) Equity	202,189,233	—	202,189,233
Number of shares subject to redemption	17,339,470	2,660,530	20,000,000
Balance Sheet at June 30, 2021 (unaudited)
Class A ordinary shares, $0.0001 par value; subject to possible redemption at $10.00 per share	$171,546,810	$28,453,190	$200,000,000
Class A ordinary shares - $0.0001 par value	285	(285)	—
Additional paid-in capital	9,683,767	(9,683,767)	—
Accumulated deficit	$(4,684,700)	$(18,769,138)	$(23,453,838)
Total shareholders’ equity (deficit)	5,000,002	(28,453,190)	(23,453,188)
Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ (Deficit) Equity	202,173,211	—	202,173,211
Number of shares subject to redemption	17,154,681	2,845,319	20,000,000
Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding of Class A, ordinary shares subject to redemption	20,000,000	(15,604,396)	4,395,604
Basic and diluted net income (loss) per share of Class A, ordinary shares subject to redemption	$0.00	$(0.46)	$(0.46)
Basic and diluted weighted average shares outstanding of Class B, non-redeemable ordinary shares	5,750,000	—	5,750,000
Basic and diluted net loss per share of Class B, non-redeemable ordinary shares	$(0.81)	$0.35	$(0.46)
Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding of Class A, ordinary shares subject to redemption	$20,000,000	$(17,790,055)	$2,209,945
Basic and diluted net income (loss) per share of Class A, ordinary shares subject to redemption	$—	$(0.59)	$(0.59)
Basic and diluted weighted average shares outstanding of Class B, non-redeemable ordinary shares	5,750,000	—	5,750,000
Basic and diluted net loss per share of Class B, non-redeemable ordinary shares	(0.81)	0.22	(0.59)
Statement of Cash Flows for the six months ended June 30, 2021
Initial value of Class A common stock subject to possible redemption	173,394,700	26,605,300	200,000,000
Change in value of Class A common stock subject to possible redemption	(1,847,890)	1,847,890	—
Note 3 — Significant Accounting Policies
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

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The accompanying
 unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
8-K
and the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 17, 2021 and June 10, 2021, respectively. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability and FPA liability.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of September 30, 2021 and December 31, 2020.

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Investments Held in Trust Account
As of September 30, 2021,
 the assets held in the Trust Account were held in money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of
185
days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements of the ASC 340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to ordinary shares subject to possible redemption or the statement of operations based on the relative value of the Public and Private Warrants to the proceeds received from the Units and Private Placement Warrants sold upon the completion of the IPO. Accordingly, on September 30, 2021, offering costs totaling
 $11,587,941 (consisting of $4,000,000 of underwriting fee, $7,000,000 of deferred underwriting fee and $587,941 of other offering costs), of which $587,941 was allocated to the Public Warrants and Private Warrants and was charged to operations in accordance with ASC 825-10 and
 $11,080,524
was charged to ordinary shares subject to possible redemption.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815,“Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 20,000,000 and 0 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At September 30, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(8,511,409)
Less: Class A ordinary shares issuance costs	(11,080,524)
Add: Accretion of carrying value to redemption value	19,591,933

Class A ordinary shares subject to possible redemption	$200,000,000

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net Income (Loss) Per Share of Ordinary Shares
The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 16,000,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$803,726	$231,071	$(2,143,878)	$(1,502,389)

Denominator:
Weighted-average shares outstanding	20,000,000	5,750,000	8,205,128	5,750,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$(0.26)	$(0.26)
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

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would hav.e a material effect on the Company’s financial statements.
Note 4 — Initial Public Offering
On June 11, 2021, the Company consummated its IPO of 20,000,000 Units (the “Units”), at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one
redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 9).
Note 5 — Private Placement
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
Note 6 — Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued to the Sponsor 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for $25,000 for certain expenses on behalf of the Company, or approximately $0.004 per share. On April 30, 2021, the Company effected a share capitalization, pursuant to which the Company’s initial shareholders held an aggregate of 6,500,000 Class B ordinary shares. The accompanying financial statements have been retroactively adjusted to reflect the stock dividend in the share capitalization. On April 30, 2021, the Company entered into forward purchase agreements (see Note 7) with anchor investors, in connection with entering into the forward purchase agreements, the Sponsor transferred to the anchor investors an aggregate of 375,000 Class B ordinary shares for no cash. On April 30, 2021, the Sponsor transferred 25,000 Class B ordinary shares each to three independent director nominees. Up to 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As a result of the foregoing, at September 30, 2021 and December 31, 2020, the Sponsor owned 5,300,000 and 6,500,000 Class B ordinary shares, respectively.

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor
, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares until earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period
commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Any permitted
transferees would be subject to the same restrictions and other agreements of our Sponsor, officers and directors with respect to any Founder Shares.
Promissory Note — Related Party
The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest
bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. The loan was to be repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. The Company had drawn down $140,068 under the promissory note which was fully repaid as of June 11, 2021. As of September 30, 2021 and December 31, 2020, the Company had borrowed $0 and $5,010 under the promissory note.
Related Party Loans
In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on the Effective Date, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
The Company incurred $30,000 for the administrative service fee for the three and nine months ended September 30, 2021.
As of September 30, 2021, the Company accrued $37,667 for the administrative service fee for the period from June 8, 2021 (the Effective Date) to September 30, 2021, which is included in due to related party on the accompanying condensed balance sheet.
Note 7 — Recurring Fair Value Measurements
Warrant Liability and FPA Liability
At September 30, 2021, the Company’s Warrant liability was valued at $13,800,974, and FPA liability was valued at $2,807,021. Under the guidance in
ASC 815-40

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
Recurring Fair Value Measurements
The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liability is based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Warrant liability and FPA liability is classified within Level 3 of the fair value hierarchy. The investments held in Trust Account includes money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its level 1 investments.

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table
 sets forth by level within the fair value hierarchy the Company’s assets and liabilities as of September
30
,
2021
, that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$200,003,049	$—	$—
Liabilities
Public Warrants	$8,601,000	$—	$—
Private Warrants	$—	$—	$5,199,974
FPA liability	$—	$—	$2,807,021
Measurement Warrants
The Company established the initial fair value for the Warrants on June 11, 2021, the date of the consummation of the Company’s IPO. The Company used a Monte Carlo simulation model to value the Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half
of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in September 2021 after detachment of the Public Warrants from the Units and were separately listed and traded. As of September 30, 2021, the Public Warrants were valued using the observed price for Public Warrants and the Private Warrants were valued using a Monte Carlo simulation model.
The key inputs for the valuation of Public and Private Warrants are as follows:

Input	June 11, 2021	September 30, 2021
Volatility	16.30%	17.8%
Risk Free Rate	0.89%	1.04%
Stock Price	$9.5746	9.7500
Est. Term Remaining (Yrs)	5.65	5.35
The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s derivative warrant liabilities classified as level 3:

Derivative warrant liabilities

Fair value at January 1, 2021	$—
Initial value at IPO date	13,712,964
Change in fair value	88,010
Transfer of Public warrants from level 3 to level 1	(8,601,000)
Fair Value at September 30, 2021	$5,199,974
FPA
To arrive the conclusion of Fair Value of the Forward Purchase Agreements, the Company analyzed the agreements and other documentation. The Company utilized the underlying shares and warrant values determined above and the following inputs in order to project the net asset or liability value of the FPA:

Input	June 11, 2021	September 30, 2021
Volatility	16.30%	17.8%
Stock Price	$9.5746	9.7500
Warrant Price	$0.851	0.860
Est. Term to Business Combination (Yrs)	0.65	0.35

Probability of Business Combination	85%	85%
Purchase price of FPA unit	$10.00	10.00
The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s FPA liability classified as level 3:

FPA liability

Fair value at January 1, 2021	$—
Initial value at IPO date	2,322,741
Change in fair value	484,280
Fair Value at September 30, 2021	$2,807,021
Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.
Note 8 — Commitments & Contingencies
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

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Underwriters Agreement
The underwriters
have a 45-day option to
purchase up to an additional 3,000,000 units to cover over-allotments, if any. The over-allotment option expired unexercised on July 23, 2021.
The underwriters
were paid
 a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $4,000,000. Additionally, the underwriters are
 entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.
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

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Warrant Liability
A
s of September 30,
2021, 16,000,000 warrants (the 10,000,000 Public Warrants and the 6,000,000 Private Placement Warrants) are outstanding. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation
.
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.
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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemptionperiod.
If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00
.
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

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In addition, if (x)
 the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connectio
n
with the closing of the initial Business Combination at an issue price or effective issue price of less than $
9.20
per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Company’s Sponsors or its affiliate, without taking into account any Founder Shares held by the Company’s Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the
20
trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, and the $
18.00
per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
Note 10 — Shareholders’ (Deficit) Equity
Preference shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 30, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share.
As of December 31, 2020, 0 Class A ordinary shares issued or outstanding. There were
 20,000,000

Class A ordinary shares issued and outstanding, including the 20,000,000 shares presented in ordinary shares subject to redemption as September 30, 2021.
Class B Ordinary Shares
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2021 and December 31, 2020, there were 5,750,000 and 6,500,000 Class B ordinary shares issued and outstanding, respectively. Of the 6,500,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20%of
the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than

one-to-one.
Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.Factors
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended September 30, 2021, we had net income of $1,034,797, which consists of operating and formation costs of $202,904, change in fair value of FPA $561,983, offset by the change in fair value of warrant liabilities of $1,797,111, and interest income on investments held in the Trust Account of $2,573.
For the nine months ended September 30, 2021, we had net loss of $3,646,267, which consists of operating and formation costs of $246,868, change in fair value of FPA $2,807,021, change in fair value of warrant liabilities of $88,010, transaction costs allocable to warrants $507,417, offset by interest income on investments held in the Trust Account of $3,049.
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
For the nine months ended September 30, 2021, cash used in operating activities was $423,286. Net loss of $3,646,267 consists of an unrealized loss on change on fair value of warrants and FPA warrants of $2,895,031, transaction costs allocable to warrants of $507,417, offset by interest earned on investments held in the Trust Account of $3,049, and changes in operating assets and liabilities, which used $(176,418) of cash from operating activities.
As of September 30, 2021, we had investments held in the Trust Account of $200,003,049. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $1,075,137 of cash for working capital purpose, held in Trust Account temporarily. We intend to use the funds for working capital purpose primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Off-balance
sheet financing arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021.We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 20,000,000 and 0 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our balance sheet.
Net Income (Loss) Per Share of Ordinary Shares
We have two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 16,000,000 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06, Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.
Restatement of Prior Period Financial Statements
During the preparation of the unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, we concluded that we should classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. In our previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate its initial Business Combination only if we have net tangible assets of at least $5,000,001. Thus, we have historically classified a portion of Class A common stock in permanent equity to satisfy the $5,000,000 net tangible asset requirement. Previously, we did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, we revised this interpretation to include temporary equity in net tangible assets.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the changes and has determined that the related impact was material to the previously issued (i) audited balance sheet as of June 11, 2021, included in exhibit 99.1 to our Form 8-K filed with the SEC on June 17, 2021 (the “Form 8-K”) and (ii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (together with the Form 8-K, the “Affected Financial Statements”) and such Affected Financial Statements should no longer be relied upon. Therefore, we, in consultation with its Audit Committee, concluded that our Affected Financial Statements should be restated to report all Public Shares as temporary equity. As such we are reporting these restatements to the Affected Financial Statements in this Quarterly Report on Form 10-Q.
Our accounting for the Public Shares as temporary equity instead of permanent equity and allocating income and losses pro rata for each class of its ordinary shares result in non-cash financial statement corrections and will have no impact on our current or previously reported cash position or total operating, investing or financing cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2of
the Exchange Act and are not required to provide the information otherwise required under this item.
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
Our principal executive officer and principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures and have concluded that as of September 30, 2021, and during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the failure to properly account for complex financial instruments.

Changes in Internal Control over Financial Reporting
Except as set forth below, there was no change in our internal control over financial reporting that occurred during the period from July 1, 2021 through September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management identified errors in its historical financial statements related to the accounting for the Public Shares and earnings per share. Because the Public Shares issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. In addition, the earnings per share calculation should have allocated income and losses pro rata between the two classes of shares.
Therefore, in consultation with the audit committee of our board of directors, we concluded that our previously filed (i) balance sheet as of June 11, 2021 included in exhibit 99.1 to our Form 8-K filed with the SEC on June 17, 2021 and (ii) financial statement for the quarter ended June 30, 2021 included in the Form 10-Q filed on August 16, 2021 should be restated to report all Public Shares as temporary equity and earnings per share pro rata between the two classes of shares and should no longer be relied upon. As such, we have restated such financial statement in this quarterly report, as described in Note 2 of the notes to the financial statements included herein.
In light of the identified material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements and related financial information included in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods covered in this report.
Remediation Plan
To address the material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and other third-party professionals. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

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
We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.
Specifically, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the failure to properly account for complex financial instruments. This material weakness resulted in the restatement of (i) our previously filed balance sheet as of June 11, 2021 included in exhibit 99.1 to our Form 8-K filed on June 17, 2021 and (ii) previously issued financial statement for the quarter ended June 30, 2021 included in the Form 10-Q filed on August 16, 2021.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
In order to remediate the material weakness, we plan to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and other third-party professionals. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements.
If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.
As a result of the material weakness and the related restatements due to the change in the accounting for the Public Shares and earnings per share, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the Nasdaq, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this report, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
On December 31, 2020, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Founder Shares. Following a share capitalization on April 30, 2021, our Sponsor held an aggregate of 6,500,000 Founder Shares and then, in connection with entering into the forward purchase agreements, transferred to the anchor investors an aggregate of 375,000 Founder Shares for no cash consideration. These 375,000 Founder Shares are not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On April 30, 2021, our Sponsor transferred 25,000 Founder Shares to each of our independent directors. These 75,000 Founder Shares are not subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. On July 23, 2021, our Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As of November 19, 2021, the Sponsor held 5,300,000 Founder Shares with an effective purchase price of approximately $0.004 per share, the anchor investors held 375,000 Founder Shares and the independent directors held 75,000 Founder Shares, respectively.
We have not sold any equity securities during the quarter ended September 30, 2021 that were not previously disclosed in a current report on Form
8-K
that was filed during the quarter. During the quarter ended September 30, 2021, we did not repurchase any shares of our equity securities.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22 day of November 2021.

SUMMIT HEALTHCARE ACQUISITION CORP.

By:	/s/ Bo Tan
Name: Bo Tan

Title:	Chief Executive Officer,
Co-Chief Investment
Officer and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)