Form 10-Q
period 2022-03-31
Summit Healthcare Acquisition Corp.
filed 2022-05-13
CIK 1839185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
13
, 2022, 20,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SUMMIT HEALTHCARE ACQUISITION CORP.
Quarterly Report on Form
10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$720,222	$885,198
Prepaid expenses	63,428	141,677

Total current assets	783,650	1,026,875
Investments held in Trust Account	200,027,415	200,007,275

Total Assets	$200,811,065	$201,034,150

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$133,110	$142,631

Total current liabilities	133,110	142,631
FPA liability	2,658,312	2,785,941
Warrant liability	3,210,656	10,423,429
Deferred underwriting commissions	7,000,000	7,000,000

Total Liabilities	13,002,078	20,352,001

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at redemption value of $10.00 per share, at March 31, 2022 and December 31, 2021	200,000,000	200,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 20,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	575	575
Accumulated deficit	(12,191,588)	(19,318,426)

Total shareholders’ Deficit	(12,191,013)	(19,317,851)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$200,811,065	$201,034,150

The accompanying notes are an integral part of the condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
General and administrative expenses	$233,704	$—

Loss from operations	(233,704)	—

Other income:
Change in fair value of FPA	127,629	—
Change in fair value of warrant liability	7,212,773	—
Interest earned on investments held in Trust Account	20,140	—

Other income	7,360,542	—

Net Income	$7,126,838	$—

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,000,000	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.28	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.28	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(19,318,426)	$(19,317,851)
Net income	—	—	—	—	—	7,126,838	7,126,838

Balance as of March 31, 2022	—	$—	5,750,000	$575	$—	$(12,191,588)	$(12,191,013)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares (1)	Amount
Balance as of December 31, 2020	—	$—	6,500,000	$650	$24,350	$(3,636)	$21,364
Net loss	—	—	—	—	—	—	—

Balance as of March 31, 2021	—	$—	6,500,000	$650	$24,350	$(3,636)	$21,364

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture as of March 31, 2021. On July 23, 2021, the 750,000 Class B ordinary shares were forfeited when the overallotment option expired.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
Cash Flows from Operating Activities:

Net income	$7,126,838	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(20,140)	—
Change in fair value of FPA liability	(127,629)	—
Change in fair value of warrant liability	(7,212,773)	—
Changes in operating assets and liabilities:
Prepaid expenses	78,249	—
Accrued offering costs and expenses	(9,521)	—

Net cash used in operating activities	(164,976)	—

Net change in cash	(164,976)	—
Cash, beginning of the period	885,198	—
Cash, end of the period	$720,222	$—

Supplemental disclosure of non-cash investing and financing activity
Deferred offering costs paid by Sponsor under promissory note	$—	$35,000
Accrued deferred offering costs	$—	$115,632
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 22, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Summit Healthcare Acquisition Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on June 8, 2021 (the “Effective Date”). On June 11, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.
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
Following the closing of the IPO on June 11, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the
Investment Company Act. As of March 31, 2022, the assets held in the Trust Account were held in money market fund.
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
The ordinary shares subject to redemption are recorded at a $10 per share redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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
Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $0.72 million of cash for working capital purposes, and working capital of approximately $0.68 million.
The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).
The promissory note was repaid on June 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. If the Company estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the Company’s business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of the Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
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
The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the funaudited condensed inancial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability and Forward Purchase Agreement (“FPA”) liability.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
As of March 31, 2022, the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest earned on these securities is included in interest earned on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. At March 31, 2022 and December 31, 2021, the Company had $200,027,415 and $200,007,275 held in the Trust Account, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements of the ASC
340-10-S99-1and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to ordinary shares subject to possible redemption or the statement of operations based on the relative value of the Public and Private Warrants to the proceeds received from the Units and Private Placement Warrants sold upon the completion of the IPO. Accordingly, on March 31, 2022, offering costs totaling $11,587,941 (consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $587,941 of other offering costs), of which $507,417 was allocated to the Public Warrants and Private Warrants and was charged to operations in accordance with ASC
825-10
and $11,080,524 was charged to ordinary shares subject to possible redemption.
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

Fair Value Measurements
The fair value of the Company’s assets and liabilities, excluding the warrant liability and FPA liability, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 20,000,000 Class A ordinary shares, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(8,511,409)
Less: Class A ordinary shares issuance costs	(11,080,524)
Add: Accretion of carrying value to redemption value	19,591,933

Class A ordinary shares subject to possible redemption	$200,000,000

Net Income (Loss) Per Share of Ordinary Shares
The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 16,000,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,560,451	$1,598,630	$—	$—

Denominator:
Weighted-average shares outstanding	20,000,000	5,750,000	—	5,750,000

Basic and diluted net income per share	$0.28	$0.28	$—	$—

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
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Note 5 - Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued to the Sponsor 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for $25,000 for certain expenses paid on behalf of the Company, or approximately $0.004 per share. On April 30, 2021, the Company effected a share capitalization, pursuant to which the Company’s initial shareholders held an aggregate of 6,500,000 Class B ordinary shares. The accompanying financial statements have been retroactively adjusted to reflect the stock dividend in the share capitalization. On April 30, 2021, the Company entered into forward purchase agreements (see Note 6) with anchor investors, in connection with entering into the forward purchase agreements, the Sponsor transferred to the anchor investors an aggregate of 375,000 Class B ordinary shares for no cash. On April 30, 2021, the Sponsor transferred 25,000 Class B ordinary shares each to three independent director nominees. Up to 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As a result of the foregoing, at March 31, 2022 and December 31, 2021, the Sponsor owned 5,750,000 Class B ordinary shares.
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
Promissory Note - Related Party
The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest
bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. The loan was to be repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. The Company had drawn down $140,068 under the promissory note which was repaid as of June 11, 2021. The note was terminated at June 11, 2021.
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

Administrative Service Fee
Commencing on the Effective Date, the Company paid an affiliate of the Sponsor $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company accrued $30,000 and $0 for the administrative service fee for the three months ended March 31, 2022 and 2021, respectively, which was included in due to related party on the accompanying condensed balance sheet.
Note 7 - Recurring Fair Value Measurements
Warrant Liability and FPA Liability
At March 31, 2022, the fair value of Company’s Warrant liability was $3,210,656, and the fair value of FPA liability was $2,658,312. Under the guidance in
ASC 815-40 the
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
Recurring Fair Value Measurements
The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liability is based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair values of the Private Warrant liability and FPA liability are classified within Level 3 of the fair value hierarchy. The investments held in Trust Account includes money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its level 1 investments.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities as of March 31, 2022, that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$200,027,415	$—	$—

Liabilities
Public Warrants	$2,001,000	$—	$—
Private Warrants	$—	$—	$1,209,656
FPA liability	$—	$—	$2,658,312
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities as of December 31, 2021, that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$200,007,275	$—	$—

Liabilities
Public Warrants	$6,500,000	$—	$—
Private Warrants	$—	$—	$3,923,429
FPA liability	$—	$—	$2,785,941

Measurement of the Warrants
The Company established the initial fair value for the Warrants on June 11, 2021, the date of the consummation of the Company’s IPO. The Company used a Monte Carlo simulation model to value the Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half
of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in August 2021 after detachment of the Public Warrants from the Units and were separately listed and traded. As of March 31, 2022, the Public Warrants were valued using the observed price for Public Warrants and the Private Warrants were valued using a Monte Carlo simulation model.
The key inputs for the valuation of Private Warrants are as follows:

Input	March 31, 2022	December 31, 2021
Volatility	4.00%	13.4%
Risk Free Rate	2.41%	1.29%
Stock Price	$9.71	$9.72
Est. Term Remaining (Yrs)	5.65	5.35
The following table provides a reconciliation of changes in fair value of the Company’s derivative warrant liabilities classified as Level 3 for the three months ended March 31, 2022:

Warrant liabilities
Fair value at December 31, 2021	$3,923,429
Change in fair value	(2,713,773)

Fair Value at March 31, 2022	$1,209,656
There were no warrants outstanding for the three months ended March 31, 2021.
FPA
To arrive at the conclusion of Fair Value of the Forward Purchase Agreements, the Company analyzed the agreements and other documentation. The Company utilized the underlying shares and warrant values determined above and the following inputs in order to project the net asset or liability value of the FPA:

Input	March 31, 2022	December 31, 2021
Volatility	4.00%	13.4%
Stock Price	$9.71	$9.72
Warrant Price	$0.20	$0.65
Est. Term to Business Combination (Yrs)	0.65	0.33
Probability of Business Combination	85%	85%
Purchase price of FPA unit	$10.00	$10.00
The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s FPA liability classified as Level 3:

FPA liability
Fair value at December 31, 2021	$2,785,941
Change in fair value	335,571

Fair Value at March 31, 2022	$2,658,312

There were no FPA outstanding for the three months ended March 31, 2021.
Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There are no transfers to or from Level 3 for the three months ended March 31, 2022.
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
Note 8 - Warrant Liability
As of March 31, 2022 and December 31, 2021, 16,000,000 warrants (the 10,000,000 Public Warrants and the 6,000,000 Private Placement Warrants) are outstanding. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.
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

•
if, and only if, the closing price of our Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day
period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the num ber of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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
Note 9 - Shareholders’ (Deficit) Equity
Preference shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued and outstanding, including the 20,000,000 shares presented in ordinary shares subject to redemption.
Class B Ordinary Shares
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 6,500,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option.
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

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended March 31, 2022, we had net income of $7,126,838, which consists of change in fair value of warrant liabilities of $7,212,773, change in fair value of FPA of $127,629 and interest income on investments held in the Trust Account of $20,140, offset by operating and formation costs of $233,704.
For the three months ended March 31, 2021, we did not have any operations.
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
For the three months ended March 31, 2022, cash used in operating activities was $164,976. Net income of $7,126,838 consists of an unrealized loss on change on fair value of warrants and FPA liability of $127,629, change in fair value of warrant liabilities of $7,212,773, interest earned on investments held in the Trust Account of $20,140, and changes in operating assets and liabilities, which provided $68,728 of cash from operating activities.
As of March 31, 2022, we had investments held in the Trust Account of $200,027,415. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $720,222 for working capital purposes, held in Trust Account temporarily. We intend to use the funds for working capital purpose primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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
Off-balance
sheet financing arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 20,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) section of our balance sheets.
Net Income (Loss) Per Share of Ordinary Shares
We have two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 16,000,000 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Principal Financial Officer and concluded that our disclosure controls and procedures are not effective as of March 31, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting
Other than as described below, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the period from January 1, 2022 through March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
On December 31, 2020, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Founder Shares. Following a share capitalization on April 30, 2021, our Sponsor held an aggregate of 6,500,000 Founder Shares and then, in connection with entering into the forward purchase agreements, transferred to the anchor investors an aggregate of 375,000 Founder Shares for no cash consideration. These 375,000 Founder Shares are not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On April 30, 2021, our Sponsor transferred 25,000 Founder Shares to each of our independent directors. These 75,000 Founder Shares are not subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. On July 23, 2021, our Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As of May 13, 2022, the Sponsor held 5,300,000 Founder Shares with an effective purchase price of approximately $0.004 per share, the anchor investors held 375,000 Founder Shares and the independent directors held 75,000 Founder Shares, respectively.

We have not sold any equity securities during the quarter ended March 31, 2022 that were not previously disclosed in a current report on
Form 8-K
that was filed during the quarter. During the quarter ended March 31, 2022, we did not repurchase any shares of our equity securities.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2022.

SUMMIT HEALTHCARE ACQUISITION CORP.

By:	/s/ Bo Tan
	Name:	Bo Tan
	Title:	Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)