Form 10-Q
period 2022-06-30
Summit Healthcare Acquisition Corp.
filed 2022-08-12
CIK 1839185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 1
2
, 2022,
20,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SUMMIT HEALTHCARE ACQUISITION CORP.
Quarterly Report on Form
10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:

Cash	$615,944	$885,198
Prepaid expenses	15,363	141,677

Total current assets	631,307	1,026,875
Investments held in Trust Account	200,297,492	200,007,275

Total Assets	$200,928,799	$201,034,150

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$391,432	$142,631

Total current liabilities	391,432	142,631
FPA liability	2,800,040	2,785,941
Warrant liability	1,208,563	10,423,429
Deferred underwriting commissions	7,000,000	7,000,000

Total Liabilities	11,400,035	20,352,001

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at redemption value of $10.01 and 10.00 per share, at June 30, 2022 and December 31, 2021, respectively	200,297,492	200,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 20,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, all of which are subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Accumulated deficit	(10,769,303)	(19,318,426)

Total shareholders’ Deficit	(10,768,728)	(19,317,851)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$200,928,799	$201,034,150

The accompanying notes are an integral part of the condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$410,666	$43,964	$644,371	$43,964

Loss from operations	(410,666)	(43,964)	(644,371)	(43,964)

Other income (expense):
Change in fair value of FPA	(141,728)	(2,245,038)	(14,099)	(2,245,038)
Change in fair value of warrant liability	2,002,093	(1,885,121)	9,214,866	(1,885,121)
Transaction costs allocable to warrants	—	(507,417)	—	(507,417)
Interest earned on investments held in Trust Account	270,078	476	290,218	476

Total other income (expense), net	2,130,443	(4,637,100)	9,490,985	(4,637,100)

Net income (loss)	$1,719,777	$(4,681,064)	$8,846,614	$(4,681,064)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,000,000	4,395,604	20,000,000	2,209,945

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$(0.46)	$0.34	$(0.59)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.46)	$0.34	$(0.59)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(19,318,426)	$(19,317,851)
Net income	—	—	—	—	—	7,126,838	7,126,838

Balance as of March 31, 2022	—	$—	5,750,000	$575	$—	$(12,191,588)	$(12,191,013)
Net income	—	—	—	—	—	1,719,777	1,719,777
Accretion of carrying value to redemption value	—	—	—	—	—	(297,492)	(297,492)

Balance as of June 30, 2022	—	$—	5,750,000	$575	$—	$(10,769,303)	$(10,768,728)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	6,500,000	$650	$24,350	$(3,636)	$21,364
Net loss	—	—	—	—	—	—	—

Balance as of March 31, 2021	—	$—	6,500,000	$650	$24,350	$(3,636)	$21,364
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(24,350)	(18,769,138)	(18,793,488)
Net loss	—	—	—	—	—	(4,681,064)	(4,681,064)

Balance as of June 30, 2021	—	$—	6,500,000	$650	$—	$(23,453,838)	$(23,453,188)

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture as of June 30, 2021. On July 23, 2021, the 750,000 Class B ordinary shares were forfeited when the overallotment option expired.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30, 2022	For the Six Months ended June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,846,614	$(4,681,064)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(290,217)	(476)
Change in fair value of FPA liability	14,099	2,245,038
Change in fair value of warrant liability	(9,214,866)	1,885,121
Transaction costs allocable to warrants	—	507,417
Changes in operating assets and liabilities:
Prepaid expenses	126,314	(312,803)
Accrued offering costs and expenses	248,802	710,609
Due to related party	—	7,667

Net cash (used in) provided by operating activities	(269,254)	361,509

Cash Flows from Investing Activities
Investment of cash in Trust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	—	196,000,000
Proceeds from private placement	—	6,000,000
Payment of offering costs	—	(361,023)
Repayment of note payable from related party	—	(140,554)

Net cash provided by financing activities	—	201,498,423

Net change in cash	(269,254)	1,859,932
Cash, beginning of the period	885,198	—

Cash, end of the period	$615,944	$1,859,932

Supplemental disclosure of non-cash investing and financing activity
Deferred offering costs paid by Sponsor under promissory note	$—	$135,544

Deferred underwriting commissions charged to additional paid in capital	$—	$7,000,000

Initial value of ordinary shares subject to possible redemption	$—	$200,000,000

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 22, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
Investment Company Act. As of June 30, 2022, the assets held in the Trust Account were held in money market fund.
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
Liquidity and Capital Resources; Going Concern
As of June 30, 2022, the Company had $615,944 of cash for working capital purposes and working capital of $239,875.
The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).
The promissory note was repaid on June 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
The Company has until June 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such date. If a Business Combination is not consummated by the required date, the Company will commence an automatic winding up, dissolution and liquidation. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 11, 2023.
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
The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the fun audited condensed financial statements and the reported amounts of expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
As of June 30, 2022, the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Interest earned on these securities is included in interest earned on Investments Held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. At June 30, 2022 and December 31, 2021, the Company had $
200,297,492 and $200,007,275 held in the Trust Account, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements of the
ASC340-10-S99-1andSEC
Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to ordinary shares subject to possible redemption or the statement of operations based on the relative value of the Public and Private Warrants to the proceeds received from the Units and Private Placement Warrants sold upon the completion of the IPO. Accordingly, on June 30, 2022, offering costs totaling $11,587,941 (consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $587,941 of other offering costs), of which $507,417 was allocated to the Public Warrants and Private Warrants and was charged to operations in accordance with ASC825-10 and $
11,080,524 was charged to ordinary shares subject to possible redemption.
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
Fair Value Measurements
The fair value of the Company’s assets and liabilities, excluding the warrant liability and FPA liability, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 20,000,000
and
20,000,000
Class A ordinary
shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet
.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(8,511,409)
Less: Class A ordinary shares issuance costs	(11,080,524)
Add: Accretion of carrying value to redemption value	19,591,933

Class A ordinary shares subject to possible redemption as of December 31, 2021	$200,000,000
Add: Accretion of carrying value to redemption value	297,492

Class A ordinary shares subject to possible redemption as of June 30, 2022	$200,297,492

Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 16,000,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:

Allocation of net income (loss)	$1,335,749	$384,028	$(2,028,081)	$(2,652,983)
Denominator:
Weighted-average shares outstanding	20,000,000	5,750,000	4,395,604	5,750,000

Basic and diluted net income (loss) per share	$0.07	$0.07	$(0.46)	$(0.46)

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:

Allocation of net income (loss)	$6,871,157	$1,975,457	$(1,299,619)	$(3,381,445)
Denominator:
Weighted-average shares outstanding	20,000,000	5,750,000	2,209,945	5,750,000

Basic and diluted net income (loss) per share	$0.34	$0.34	$(0.59)	$(0.59)
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
The accompanying unaudited condensed financial statements have been retroactively adjusted to reflect the stock dividend in the share capitalization. On April 30, 2021, the Company entered into forward purchase agreements (see Note 6) with anchor investors, in connection with entering into the forward purchase agreements, the Sponsor transferred to the anchor investors an aggregate of
375,000 Class B ordinary shares for no cash. On April 30, 2021, the Sponsor transferred 25,000 Class B ordinary shares each to three independent director nominees. Up to 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As a result of the foregoing, at June 30, 2022 and December 31, 2021, the Sponsor owned 5,750,000 Class B ordinary shares.

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares until earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property(the “Lock-up”).Any
permitted transferees would be subject to the same restrictions and other agreements of our Sponsor, officers and directors with respect to any Founder Shares.
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
Administrative Service Fee
Commencing on the Effective Date, the Company paid an affiliate of the Sponsor $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company accrued $30,000 and $60,000 for the administrative service fee for the three and six months ended June 30, 2022, respectively. As of June 30, 2021, the Company accrued $7,667 for the administrative service fee for the period from June 8, 2021 (the Effective Date) to June 30, 2021.
Note 7 - Recurring Fair Value Measurements
Warrant Liability and FPA Liability
At June 30, 2022 and December 31, 2021, the fair value of Company’s Warrant liability was $
1,208,563
 and $10,423,429, respectively, and the fair value of FPA liability was $
2,800,040
 and $2,785,941, respectively. Under the guidance in ASC 815-40 the Public and Private Warrants and the FPA do not meet the criteria for equity treatment. As such, the Public and Private Warrants and the FPA must be recorded on the balance sheet at fair value. This valuation is subject tore-measurement each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Recurring Fair Value Measurements
The following table presents fair value information as of June 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liability is based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair values of the Private Warrant liability and FPA liability are classified within Level 3 of the fair value hierarchy. The investments held in Trust Account includes money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its level 1 investments.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities as of June 30, 2022, that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets

Investments held in Trust Account	$200,297,492	$—	$—

Liabilities
Public Warrants	$—	$750,000	$—
Private Warrants	—	—	458,563
FPA liability	—	—	2,800,040

Total Liabilities	$—	$750,000	$3,258,603

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities as of December 31, 2021, that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$200,007,275	$—	$—

Liabilities
Public Warrants	$6,500,000	$—	$—
Private Warrants	—	—	3,923,429
FPA liability	—	—	2,785,941

Total Liabilities	$6,500,000	$—	$6,709,370

Measurement of the Warrants
The Company established the initial fair value for the Warrants on June 11, 2021, the date of the consummation of the Company’s IPO. The Company used a Monte Carlo simulation model to value the Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half
of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in August 2021 after detachment of the Public Warrants from the Units and were separately listed and traded. For the period ending June 30, 2022, the Public Warrants were reclassified from a Level 1 to a Level 2 classification due to the valuation based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. As of June 30, 2022 and December 31, 2021, the Private Warrants were valued using a Monte Carlo simulation model.
The key inputs for the valuation of Private Warrants are as follows:

Input	June 30, 2022	December 31, 2021
Volatility	6.8%	13.4%
Risk Free Rate	3.02%	1.29%
Stock Price	$9.73	$9.72
Est. Term Remaining (Yrs)	5.60	5.35
The following table provides a reconciliation of changes in fair value of the Company’s derivative warrant liabilities classified as Level 3 for the six months ended June 30, 2022 and 2021:

	Public Warrants	Private Warrants	Warrants Liability
Fair value at December 31, 2021	$—	$3,923,429	$3,923,429
Change in fair value	—	(3,464,866)	(3,464,866)

Fair Value at June 30, 2022	$—	$458,563	$458,563

	Public Warrants	Private Warrants	Warrants Liability
Fair value at December 31, 2020	$—	$—	$—
Initial value of warrant liabilities at IPO	8,511,409	5,201,555	13,712,964
Change in fair value	1,212,798	672,323	1,885,121

Fair Value at June 30, 2021	$9,724,207	$5,873,878	$15,598,085

FPA
To arrive at the conclusion of Fair Value of the Forward Purchase Agreements, the Company analyzed the agreements and other documentation. The Company utilized the underlying shares and warrant values determined above and the following inputs in order to project the net asset or liability value of the FPA:

Input	June 30, 2022	December 31, 2021
Volatility	6.8%	13.4%
Stock Price	$9.73	$9.72
Warrant Price	$0.075	$0.65
Est. Term to Business Combination (Yrs)	0.60	0.33
Probability of Business Combination	85%	85%
Purchase price of FPA unit	$10.00	$10.00
The following table provides a reconciliation of changes in fair value of the Company’s FPA liability classified as Level 3 for the six months ended June 30, 2022 and 2021:

FPA liability
Fair value at December 31, 2021	$2,785,941
Change in fair value	14,099

Fair Value at June 30, 2022	$2,800,040

FPA liability
Fair value at December 31, 2020	$—
Initial value at IPO date	2,322,741
Change in fair value	(77,703)

Fair Value at June 30, 2021	$2,245,038

Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There are no transfers to or from Level 3 for the six months ended June 30, 2022.
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
The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $4,000,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination. On July 7, 2022, a waiver letter was signed by the Company and BofA Securities, Inc. (“BofA
”), pursuant to which BofA announced it waived its entitlement to the payment of any deferred underwriting discount to be paid under the terms of the underwriting agreement. The Company recognized $
7,000,000 gain on the debt forgiveness in the operations in connection with such waiver.

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
Note 8 - Warrant Liability
As of June 30, 2022 and December 31, 2021, 16,000,000 warrants (the 10,000,000 Public Warrants and the 6,000,000 Private Placement Warrants) are outstanding. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.
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
Note 9 - Shareholders’ Deficit
Preference shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued and outstanding, including the 20,000,000 shares presented in ordinary shares subject to redemption.

Class B Ordinary Shares
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 6,500,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option.
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
Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, other than the events described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On July 7, 2022, a waiver letter was signed by the Company and BofA Securities, Inc. (“BofA”), pursuant to which BofA announced it waived its entitlement to the payment of any deferred underwriting discount to be paid under the terms of the underwriting agreement. The Company recognized $
7,000,000 gain on the debt forgiveness in the operations in connection with such waiver.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2022, we had net income of $1,719,777, which consists of interest income on investments held in the Trust Account of $270,078 and change in fair value of warrant liabilities of $2,002,093, offset by operating costs of $410,666 and change in fair value of FPA $141,728.
For the six months ended June 30, 2022, we had net income of $8,846,614, which consists of interest income on investments held in the Trust Account of $290,218 and change in fair value of warrant liabilities of $9,214,866, offset by operating costs of $644,371 and change in fair value of FPA $14,099..
For the three months ended June 30, 2021, we had net loss of $4,677,428, which consists of operating and formation costs of $40,328, change in fair value of FPA $2,245,038, change in fair value of warrant liabilities of $1,885,121, transaction costs allocated to warrants $507,417, offset by interest income on investments held in the Trust Account of $476.
For the six months ended June 30, 2021, we had net loss of $4,681,064, which consists of operating and formation costs of $43,964, change in fair value of FPA $2,245,038, change in fair value of warrant liabilities of $1,885,121, transaction costs allocated to warrants $507,417, offset by interest income on investments held in the Trust Account of $476.
Liquidity and Capital Resources; Going concern
On June 11, 2021, we consummated our Initial Public Offering of 20,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 Private Placement Warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,000,000.
Following our Initial Public Offering and the sale of the Private Placement Warrants, a total of $200,000,000 was placed in the Trust Account. We incurred $11,587,941 in transaction costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees (which was waived in full in July 2022 and resulted in $7,000,000 gain on the debt forgiveness in the operations) and $587,941 of other cash offering costs.
For the six months ended June 30, 2022, cash used in operating activities was $269,254. Net income of $8,846,614 consists of an unrealized loss on change in fair value of FPA liability of $14,099, an unrealized gain on change in fair value of warrant liabilities of $9,214,866, interest earned on investments held in the Trust Account of $290,217, and changes in operating assets and liabilities, which provided $375,116 of cash from operating activities.

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
As of June 30, 2022, we had investments held in the Trust Account of $200,297,492. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $615,944 held outside of trust account. We intend to use the funds for working capital purpose primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
If the we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
We have until June 11, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by such date. If a business combination is not consummated by the required date, we will commence an automatic winding up, dissolution and liquidation. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, ” the management has determined that the liquidity condition and automatic liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 11, 2023.
Off-balance
sheet financing arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of up to $10,000 for office space, and administrative and support services, provided to us. We began incurring these fees on June 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and our liquidation.

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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 20,000,000 and 20,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheet.
Net Income (Loss) Per Ordinary Share
We have two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 16,000,000 potential Class A Ordinary Shares for outstanding warrants to purchase our Class A Ordinary Shares were excluded from diluted earnings per share for the three months and six months ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Principal Financial Officer and concluded that our disclosure controls and procedures are effective as of June 30, 2022. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
Other than as described below, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the period from April 1, 2022 through June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments through September 30, 2021. We implemented remediation during the quarter end December 31, 2021, such as we enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. There were no other material weaknesses noted in subsequent quarters as a result of the December 31, 2021 audit and March 31, 2022 review. We have appropriately recorded and maintained the accounting for complex financial instruments through to the current quarter ended June 30, 2022. As a result, we concluded that controls over the accounting for complex financial instruments were operating effectively for two consecutive quarters and therefore the material weakness is remediated as of June 30, 2022.
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
On December 31, 2020, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Founder Shares. Following a share capitalization on April 30, 2021, our Sponsor held an aggregate of 6,500,000 Founder Shares and then, in connection with entering into the forward purchase agreements, transferred to the anchor investors an aggregate of 375,000 Founder Shares for no cash consideration. These 375,000 Founder Shares are not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On April 30, 2021, our Sponsor transferred 25,000 Founder Shares to each of our independent directors. These 75,000 Founder Shares are not subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. On July 23, 2021, our Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As of August 12, 2022, the Sponsor held 5,300,000 Founder Shares with an effective purchase price of approximately $0.004 per share, the anchor investors held 375,000 Founder Shares and the independent directors held 75,000 Founder Shares, respectively.
We have not sold any equity securities during the quarter ended June 30, 2022. During the quarter ended June 30, 2022, we did not repurchase any shares of our equity securities.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2022.

SUMMIT HEALTHCARE ACQUISITION CORP.

By:	/s/ Bo Tan
	Name:	Bo Tan
	Title:	Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)