Form 10-Q
period 2022-09-30
Summit Healthcare Acquisition Corp.
filed 2022-11-14
CIK 1839185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.

SUMMIT HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40466	98-1574360
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Unit 1101, 11th Floor 1 Lyndhurst Tower 1 Lyndhurst Terrace Central, Hong Kong		N/A
(Address of principal executive offices)		( Zip Code)
+852-2155-7212
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
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
14
, 2022, 20,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SUMMIT HEALTHCARE ACQUISITION CORP.

Quarterly Report on Form

10-Q

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)

Assets
Current assets:
Cash	$70,097	$885,198
Prepaid expenses	218,545	141,677

Total current assets	288,642	1,026,875
Investments held in Trust Account	201,200,243	200,007,275

Total Assets	$201,488,885	$201,034,150

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$599,956	$142,631
Due to related party	30,000	—

Total current liabilities	629,956	142,631
FPA liability	3,209,928	2,785,941
Warrant liability	2,414,882	10,423,429
Deferred underwriting commissions	—	7,000,000

Total Liabilities	6,254,766	20,352,001

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at redemption value of $10.06 and $10.00 per share, as of September 30, 2022 and December 31, 2021, respectively	201,200,243	200,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 20,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, all of which are subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Accumulated deficit	(5,966,699)	(19,318,426)

Total shareholders’ Deficit	(5,966,124)	(19,317,851)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$201,488,885	$201,034,150

The accompanying notes are an integral part of the condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$581,189	$202,904	$1,225,560	$246,868

Loss from operations	(581,189)	(202,904)	(1,225,560)	(246,868)

Other income (expense):
Change in fair value of FPA	(409,888)	(561,983)	(423,987)	(2,807,021)
Change in fair value of warrant liability	(1,206,319)	1,797,111	8,008,547	(88,010)
Transaction costs allocable to warrants	—	—	—	(507,417)
Interest earned on investments held in Trust Account	902,750	2,573	1,192,968	3,049
Gain recognized on extinguishment of deferred underwriting commissions	7,000,000	—	7,000,000	—

Total other income (expense), net	6,286,543	1,237,701	15,777,528	(3,399,399)

Net income (loss)	$5,705,354	$1,034,797	$14,551,968	$(3,646,267)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,000,000	20,000,000	20,000,000	8,205,128

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.22	$0.04	$0.57	$(0.26)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.22	$0.04	$0.57	$(0.26)

The accompanying notes are an integral part
of
these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	—		$—	5,750,000	$575	$—	$(19,318,426)	$(19,317,851)
Net income	—		—	—	—	—	7,126,838	7,126,838

Balance as of March 31, 2022	—		—	5,750,000	575	$—	(12,191,588)	(12,191,013)
Net income	—		—	—	—	—	1,719,777	1,719,777
Accretion of carrying value to redemption value-interest	—		—	—	—	—	(297,492)	(297,492)

Balance as of June 30, 2022	—		—	5,750,000	575	$—	(10,769,303)	(10,768,728)
Net income	—		—	—	—	—	5,705,354	5,705,354
Accretion of carrying value to redemption value-interest	—		—	—	—	—	(902,750)	(902,750)

Balance as of September 30, 2022		$		5,750,000	$575	$—	$(5,966,699)	$(5,966,124)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	6,500,000	$650	$24,350	$(3,636)	$21,364
Net loss	—	—	—	—	—	—	—

Balance as of March 31, 2021	—	—	6,500,000	650	24,350	(3,636)	21,364
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(24,350)	(18,769,138)	(18,793,488)
Net loss	—	—	—	—	—	(4,681,064)	(4,681,064)

Balance as of June 30, 2021	—	—	6,500,000	650	—	(23,453,838)	(23,453,188)
Forfeiture of founder shares	—	—	(750,000)	(75)	—	75	—
Net loss	—	—	—	—	—	1,034,797	1,034,797

Balance as of September 30, 2021	—	$—	5,750,000	$575	$—	$(22,418,966)	$(22,418,391)

SUMMIT HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months ended September 30, 2022	For the Nine Months ended September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$14,551,968	$(3,646,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,192,968)	(3,049)
Change in fair value of FPA liability	423,987	2,807,021
Change in fair value of warrant liability	(8,008,547)	88,010
Transaction costs allocable to warrants	—	507,417
Gain recognized on extinguishment of deferred underwriting commissions	(7,000,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(76,868)	(221,704)
Accrued offering costs and expenses	457,327	7,619
Due to related party	30,000	37,667

Net cash used in operating activities	(815,101)	(423,286)

Cash Flows from Investing Activities
Investment of cash in Trust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	—	196,000,000
Proceeds from private placement	—	6,000,000
Payment of offering costs	—	(140,554)
Repayment of note payable from related party	—	(361,023)

Net cash provided by financing activities	—	201,498,423

Net change in cash	(815,101)	1,075,137
Cash, beginning of the period	885,198

Cash, end of the period	$70,097	$1,075,137

Supplemental disclosure of non-cash investing and financing activity
Deferred offering costs paid by Sponsor under promissory note	$—	$135,544

Deferred underwriting commissions charged to additional paid in capital	$—	$7,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUMMIT HEALTHCARE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Organization, Business Operation, Liquidity and Capital Resources
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 22, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on June 11, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the
Investment Company Act. As of September 30, 2022, the assets held in the Trust Account were held in money market fund.
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
The ordinary shares subject to redemption are recorded at a $10.06 per share redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
The Company will have 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”) or during any Extension Period. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable la
w.

The Sponsor and the Company’s officers and directors agreed to (i) waive their redemption rights with respect to their Class B ordinary shares, par value $0.0001 (the “Founder Shares”) in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed timeframe), and (iv) vote any Founder Shares and public shares held by them in favor of the initial Business Combination.
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
Business Combination
On September 29, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with YishengBio Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (to be renamed as YS Biopharma Co., Ltd, herein referred to as “YS Biopharma”), Oceanview Bioscience Acquisition Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of YS Biopharma (“Merger Sub I”) and Hudson Biomedical Group Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of YS Biopharma (“Merger Sub II,” and together with Merger Sub I, “Merger Subs”).
The Business Combination Agreement provides for (i) the merger of Merger Sub I with and into the Company (the “First Merger”), with the Company surviving the First Merger as the surviving entity (the “Surviving Entity”) and becoming a wholly-owned subsidiary of YS Biopharma, and (ii) the merger of the Surviving Entity with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers,” together with other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Merger Sub II surviving the Second Merger as the surviving company (the “Surviving Company”) and remaining as the wholly-owned subsidiary of YS Biopharma.
Liquidity and Capital Resources; Going Concern
As of September 30, 2022, the Company had $70,097 of cash for working capital purposes and
a
working capital deficit of $341,314.
The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).
The promissory note was repaid on June 11, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. On September 29, 2022, the Company issued a Convertible Promissory Note (as described in Note 6) to the Sponsor, pursuant to which, the Company may borrow up to $1,500,000 from the Sponsor for working capital purpose
s
. On October 12, 2022, the Company had
drew
down $700,000 under the Convertible Promissory Note.

The C
ompa
ny has until June 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such date. If a Business Combination is not consummated by the required date, the Company will commence an automatic winding up, dissolution and liquidation. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the management has determined that the liquidity condition and mandatory
liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 11, 2023. The management plans to continue efforts to close a Business Combination within the prescribed time frame.
Note 2—Significant Accounting Policies
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
The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
As of September 30, 2022 and December 31, 2021, the
assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Interest earned on these securities is included in interest earned on Investments Held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2022 and December 31, 2021, the Company had $201,200,243 and $200,007,275 held in the Trust Account, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements of the
ASC340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to ordinary shares subject to possible redemption or the statement of operations based on the relative value of the Public and Private Warrants to the proceeds received from the Units and Private Placement Warrants sold upon the completion of the IPO. Accordingly, offering costs totaling $11,587,941 (consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $587,941 of other offering costs), of which $507,417 was allocated to the Public Warrants and Private Warrants and was charged to operations in accordance with ASC
825-10
and $11,080,524 was charged to ordinary shares subject to possible redemption.
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
Fair Value Measurements
The fair value of the Company’s assets and liabilities, excluding the warrant liability and FPA liability, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 20,000,000 and 20,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(8,511,409)
Less: Class A ordinary shares issuance costs	(11,080,524)
Add: Accretion of carrying value to redemption value	19,591,933

Class A ordinary shares subject to possible redemption as of December 31, 2021	200,000,000
Add: Accretion of carrying value to redemption value	1,200,243

Class A ordinary shares subject to possible redemption as of September 30, 2022	$201,200,243

Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 16,000,000 potential ordinary
shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended
September 30, 2022 and 2021,
because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,431,344	$1,274,011	$803,726	$231,071
Denominator:
Weighted-average shares outstanding	20,000,000	5,750,000	20,000,000	5,750,000

Basic and diluted net income per share	$0.22	$0.22	$0.04	$0.04

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$11,302,500	$3,249,469	$(2,143,878)	$(1,502,389)
Denominator:
Weighted-average shares outstanding	20,000,000	5,750,000	8,205,128	5,750,000

Basic and diluted net income (loss) per share	$0.57	$0.57	$(0.26)	$(0.26)
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
(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU 2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3—Initial Public Offering
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
Note 4—Private Placement
Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of an aggregate 6,000,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. If the Company does not complete an initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable by the
Company and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

If the Private Placement Warrants are held by
hold
ers other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.
Note 5—Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued to the Sponsor 5,750,000 Founder Shares for $25,000 for certain expenses paid on behalf of the Company, or approximately $0.004 per share. On April 30, 2021, the Company effected a share capitalization, pursuant to which the Company’s initial shareholders held an aggregate of 6,500,000 Class B ordinary shares. The accompanying unaudited condensed financial statements have been retroactively adjusted to reflect the stock dividend in the share capitalization. On April 30, 2021, the Company entered into forward purchase agreements (see Note 6) with anchor investors, in connection with entering into the forward purchase agreements, the Sponsor transferred to the anchor investors an aggregate of 375,000 Class B ordinary shares for no cash. On April 30, 2021, the Sponsor transferred 25,000 Class B ordinary shares each to three independent director nominees. Up to 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As a result of the foregoing, as of September 30, 2022 and December 31, 2021, the Sponsor owned 5,750,000 Class B ordinary shares.
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
Promissory Note—Related Party
The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest
bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. The loan was to be repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. The Company had drawn down $140,068 under the promissory note which was repaid as of June 11, 2021. The note was terminated as of June 11, 2021.
Related Party Loans
In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.
On September 29, 2022, the Company issued an unsecured, interest-free promissory note to the Sponsor pursuant to which the Company may borrow up to $1,500,000 from the Sponsor for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination (the “Convertible Promissory Note”). All unpaid principal under the Convertible Promissory Note will become due and payable in full on the date on which the Company consummates the Business Combination, unless earlier accelerated upon the occurrence of an event of default. The Sponsor will have the option, at any time on or prior to the maturity date, to convert any amounts outstanding under the Convertible Promissory Note, up to $1,500,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares, at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Company’s Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As of September 30, 2022, there were no outstanding amount under the Convertible Promissory Note. On October 12, 2022, the Company had drawn down $700,000 under the Convertible Promissory
Note. The Convertible Promissory Note will be valued using the fair value method at each reporting period.

Administrative Service Fee
Commencing on the Effective Date, the Company paid an affiliate of the Sponsor $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company accrued $30,000 and $90,000 for the administrative service fee for the three and nine months ended September 30, 2022, respectively.
The Company accrued $30,000 and $
37,667
 for the three months ended September 30, 2021 and for the period from June 8, 2021 (the Effective Date) through September 30, 2021. As of September 30, 2022 and December 31, 2021, there were $30,000 and $0 administrative service fee unpaid, which is included in due to related party on the accompanying condensed balance sheets.
Note
6
—Recurring Fair Value Measurements
Warrant Liability and FPA Liability
As of September 30, 2022 and December 31, 2021, the fair value of Company’s Warrant liability was $2,414,882 and $10,423,429, respectively, and the fair value of FPA liability was $3,209,928 and $2,785,941, respectively. Under the guidance in ASC
815-40,
the Public and Private Warrants and the FPA do not meet the criteria for equity treatment. As such, the Public and Private Warrants and the FPA must be recorded on the balance sheet at fair value. This valuation is subject tore-measurement each balance sheet date. With each re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Recurring Fair Value Measurements
The following table presents fair value information as of September 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liability is based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair values of the Private Warrant liability and FPA liability are classified within Level 3 of the fair value hierarchy. The investments held in Trust Account includes money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its level 1 investments.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities as of September 30, 2022, that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$201,200,243	$—	$—

Liabilities
Public Warrants	$—	$1,500,000	$—
Private Warrants	$—	$—	$914,882
FPA liability	$—	$—	$3,209,928

Total Liabilities	$1,500,000	$—	$4,124,810

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

Measurement of the Warrants
The Company established the initial fair value for the Warrants on June 11, 2021, the date of the consummation of the Company’s IPO. The Company used a Monte Carlo simulation model to value the Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half
of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in August 2021 after detachment of the Public Warrants from the Units and were separately listed and traded. For the period ended September 30, 2022, the Public Warrants were reclassified from Level 1 to Level 2 due to the valuation based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. As of September 30, 2022 and December 31, 2021, the Private Warrants were valued using a Monte Carlo simulation model.
The key inputs for the valuation of Private Warrants are as follows:

Input	September 30, 2022	December 31, 2021
Risk Free Rate	4.04%	1.29%
Stock Price	$9.82	$9.72
Est. Term Remaining (Yrs)	5.55	5.35
The following table provides a reconciliation of changes in fair value of the Company’s derivative warrant liabilities classified as Level 3 for the nine months ended September 30, 2022 and 2021:

	Public Warrants	Private Warrants	Warrants Liability

Fair value at December 31, 2021	$—	$3,923,429	$3,923,429
Change in fair value	—	(2,713,773	(2,713,773)

Fair Value at March 31, 2022	$—	$1,209,656	$1,209,656
Change in fair value	—	(751,093)	(751,093)
Fair Value at June 30, 2022	$—	$458,563	$458,563
Change in fair value	—	456,319	456,319
Fair Value at September 30, 2022	$—	$914,882	$914,882

	Public Warrants	Private Warrants	Warrants Liability
Fair value at December 31, 2020	$—	$—	$—

Initial value of warrant liabilities at IPO ( June 11, 202 1 )	8,511,409	5,201,555	13,712,964
Change in fair value	1,212,798	672,323	1,885,121
Fair value at June 30, 2021	$9,724,207	$5,873,878	$15,598,085
Change in fair value	(1,123,207)	(673,904)	(1,797,111)
Transfer of Public warrants from Level 3 to Level 1	(8,601,000)	—	(8,601,000)

Fair Value at September 30, 2021	$—	$5,199,974	$5,199,974

FPA
To arrive at the conclusion of Fair Value of the Forward Purchase Agreements, the Company analyzed the agreements and other documentation. The Company utilized the underlying shares and warrant values determined above and the following inputs in order to project the net asset or liability value of the FPA:

Input	September 30, 2022	December 31, 2021
Stock Price	$9.82	$9.72
Warrant Price	$0.150	$0.65
Est. Term to Business Combination (Yrs)	0.55	0.33
Probability of Business Combination	85%	85%
Purchase price of FPA unit	$10.00	$10.00
Discount rate	3.93%	0.04%

The following table provides a reconciliation of changes in fair value of the Company’s FPA liability classified as Level 3 for the nine months ended September 30, 2022 and 2021:

FPA liability

Fair value at December 31, 2021	$2,785,941
Change in fair value	(127,629)

Fair Value at March 31 , 2022	$2,658,312
Change in fair value	141,728

Fair Value at June 30, 2022	$2,800,040
Change in fair value	409,888

Fair Value at September 30, 2022	$3,209,928

FPA Liability

Fair value at December 31, 2020	$—
Initial value of FPA liability at IPO ( June 11 , 2021 )	2,322,741
Change in fair value	(77,703)

Fair value at June 30, 2021	$2,245,038
Change in fair value	561,983

Fair value at September 30, 2021	$2,807,021

Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There are no transfers to or from Level 3 for the three and
nine months ended September 30, 2022.
Note 7—Commitments & Contingencies
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
The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $4,000,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination. On July 7, 2022, a waiver letter was signed by the Company and BofA Securities, Inc. (“BofA”), pursuant to which BofA announced it waived its entitlement to the payment of any deferred underwriting discount to be paid under the terms of the underwriting agreement. The Company recognized $7,000,000 gain recognized on extinguishment of deferred underwriting commissions in the operations in connection with such waiver.

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
Business Combination Agreement
On September 29, 2022, the Company entered into a Business Combination Agreement with YishengBio Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (to be renamed as YS Biopharma Co., Ltd, herein referred to as “YS Biopharma”), Oceanview Bioscience Acquisition Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of YS Biopharma (“Merger Sub I”) and Hudson Biomedical Group Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of YS Biopharma (“Merger Sub II,” and together with Merger Sub I, “Merger Subs”). Capitalized terms in this Item 1.01 not otherwise defined shall have the meanings ascribed to them in the Business Combination Agreement.
The Business Combination Agreement provides for (i) the merger of Merger Sub I with and into Summit (the “First Merger”), with Summit surviving the First Merger as the surviving entity (the “Surviving Entity”) and becoming a wholly-owned subsidiary of YS Biopharma, and (ii) the merger of the Surviving Entity with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers,” together with other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Merger Sub II surviving the Second Merger as the surviving company (the “Surviving Company”) and remaining as the wholly-owned subsidiary of YS Biopharma.
Subject to, and in accordance with the terms and conditions set forth in the Business Combination Agreement, immediately prior to the effective time of the First Merger (the “First Merger Effective Time”), (i) each preferred share of YS Biopharma with par value of US$0.000005 will be converted into one ordinary share of YS Biopharma with par value of US$0.000005; (ii) after the conversion of all preferred shares into ordinary shares, each four of the ordinary shares of YS Biopharma with par value of US$0.000005 will be consolidated into one ordinary share of YS Biopharma with par value of US$0.00002, and each four of the options to acquire ordinary shares of YS Biopharma will be consolidated into one option to acquire ordinary share of YS Biopharma, subject to rounding up to the nearest whole number of shares; and (iii) the second amended and restated memorandum and articles of association of YS Biopharma shall be adopted and become effective. Items (i) through (iii) are herein referred to as the “YS Biopharma Capital Restructuring.”
Concurrently with the execution of the Business Combination Agreement, YS Biopharma and Summit entered into a Shareholder Support Agreement and Deed with certain YS Biopharma shareholders and certain Summit shareholders with respect to the Transactions and post-Closing rights and obligations of shareholders of YS Biopharma.

Note 8—Warrant Liability
As of September 30, 2022 and December 31, 2021, 16,000,000 warrants (the 10,000,000 Public Warrants and the 6,000,000 Private Placement Warrants) are outstanding. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days with in a 30-trading day
period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

•
if, and only if, the closing price of our Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days with in the 30-trading day
period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days with in a 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

Note 9—Shareholders’ Deficit
Preference shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued and outstanding, including the 20,000,000 shares presented in ordinary shares subject to redemption.
Class B Ordinary Shares
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 6,500,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On July 23, 2021, the Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option.
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
Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, other than the events described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 12, 2022, the Company had drawn down $700,000 under the Convertible Promissory Note. The Convertible Promissory Note will be valued using the fair value method at each reporting period.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had net income of $5,705,354, which consists of interest income on investments held in the Trust Account of $902,750 and gain recognized on extinguishment of deferred underwriting commissions of $7,000,000, offset by a change in fair value of warrant liabilities of $1,206,319, a change in fair value of FPA of $409,888 and general and administrative expenses of $581,189.

For the nine months ended September 30, 2022, we had net income of $14,551,968, which consists of interest income on investments held in the Trust Account of $1,192,968, a change in fair value of warrant liabilities of $8,008,547 and gain recognized on extinguishment of deferred underwriting commissions of $7,000,000, offset by a change in fair value of FPA of $423,987 and general and administrative expenses of $1,225,560.

For the three months ended September 30, 2021, we had net income of $1,034,797, which consists of a change in fair value of warrant liabilities of $1,797,111 and interest income on investments held in the Trust Account of $2,573, offset by the general and administrative expenses of $202,904 and change in fair value of FPA of $561,983.

For the nine months ended September 30, 2021, we had net loss of $3,646,267, which consists of general and administrative expenses of $246,868, a change in fair value of warrant liabilities of $88,010, a change in fair value of FPA of $2,807,021 and transaction costs allocable to warrants $507,417, offset by interest income on investments held in the Trust Account of $3,049.

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

Following our Initial Public Offering and the sale of the Private Placement Warrants, a total of $200,000,000 was placed in the Trust Account. We incurred $11,587,941 in transaction costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees (which was waived in full in July 2022 and resulted in $7,000,000 gain recognized on extinguishment of deferred underwriting commissions) and $587,941 of other cash offering costs.

For the nine months ended September 30, 2022, cash used in operating activities was $815,101. Net income of $14,551,968 consists of an unrealized loss on change in fair value of FPA liability of $423,987, an unrealized gain on change in fair value of warrant liabilities of $8,008,547, interest earned on investments held in the Trust Account of $1,192,968, gain recognized on extinguishment of deferred underwriting commissions of $7,000,000 and changes in operating assets and liabilities, which provided $410,459 of cash from operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $423,286. Net loss of $3,646,267 consists of an unrealized loss on change on fair value of warrants and FPA warrants of $2,895,031, transaction costs allocable to warrants of $507,417, offset by interest earned on investments held in the Trust Account of $3,049, and changes in operating assets and liabilities, which used $176,418 of cash from operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $201,200,243. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $70,097 held outside of trust account. We intend to use the funds for working capital purpose primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants. On September 29, 2022, we issued a Convertible Promissory Note (as described in Note 6 of the financial statement) to the Sponsor, pursuant to which, we may borrow up to $1,500,000 from the Sponsor for working capital purpose. On October 12, 2022, we had drawn down $700,000 under the Convertible Promissory Note.

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

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We have until June 11, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by such date. If a business combination is not consummated by the required date, we will commence an automatic winding up, dissolution and liquidation. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the management has determined that the liquidity condition and automatic liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 11, 2023.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 20,000,000 and 20,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheet.

Net Income (Loss) Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 16,000,000 potential Class A ordinary shares for outstanding warrants to purchase our Class A ordinary shares were excluded from diluted earnings per share for the three months and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective on January 1, 2024 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Principal Financial Officer and concluded that our disclosure controls and procedures are effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from July 1, 2022 through September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On December 31, 2020, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Founder Shares. Following a share capitalization on April 30, 2021, our Sponsor held an aggregate of 6,500,000 Founder Shares and then, in connection with entering into the forward purchase agreements, transferred to the anchor investors an aggregate of 375,000 Founder Shares for no cash consideration. These 375,000 Founder Shares are not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On April 30, 2021, our Sponsor transferred 25,000 Founder Shares to each of our independent directors. These 75,000 Founder Shares are not subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. On July 23, 2021, our Sponsor surrendered 750,000 Founder Shares, with no return of capital or payment by the Sponsor, after the expiration of the unexercised underwriters’ over-allotment option. As of November 14, 2022, the Sponsor held 5,300,000 Founder Shares with an effective purchase price of approximately $0.004 per share, the anchor investors held 375,000 Founder Shares and the independent directors held 75,000 Founder Shares, respectively.

We have not sold any equity securities during the quarter ended September 30, 2022. During the quarter ended September 30, 2022, we did not repurchase any shares of our equity securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2022.

SUMMIT HEALTHCARE ACQUISITION CORP.

By:	/s/ Bo Tan
	Name:	Bo Tan
	Title:	Chief Executive Officer, Co-Chief Investment Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)